Form 10-Q
period 2026-06-30
Texas Ventures Acquisition IV Corp
filed 2026-08-13
CIK 2096755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-43357

Texas Ventures Acquisition IV Corp

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1889169
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5090 Richmond Ave, Suite 319 Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

(713) 599-1300

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-half of one redeemable Warrant	TVIVU	The Nasdaq Stock Market LLC

Class A Ordinary Shares, par value $0.0001 per share	TVIV	The Nasdaq Stock Market LLC

Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	TVIVW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of August 13, 2026, there were 17,250,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

TEXAS VENTURES ACQUISITION IV CORP

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated June 17, 2026, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 18-month period, from the closing of the Initial Public Offering (as defined below) to December 22, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Texas Ventures Acquisition IV Corp, a Cayman Islands exempted company;

●	“CCM” are to Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $ $6,900,000 to which the Underwriters (as defined below) are entitled that is payable only upon our completion of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on June 22, 2026;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on October 23, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on December 9, 2025, as amended, and declared effective on June 17, 2026 (File No. 333-292010);

●	“Letter Agreement” are to the Letter Agreement, dated June 17, 2026, which we entered into with our Sponsor, directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 2,250,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 2,250,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements (as defined below);

●	“Private Placement Warrants” are to the warrants purchased by our Sponsor and CCM in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated June 17, 2026, which we entered into with our Sponsor and (ii) Private Placement Warrants Purchase Agreement, dated June 17, 2026, which we entered into with CCM, together;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants included as part of the Units (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated June 17, 2026, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to TXV Partners IV, LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $173,362,500 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated June 17, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated June 17, 2026, which we entered into with CCM, as representative of the Underwriters;

●	“Units” are to the units sold in our Initial Public Offering, including the Option Units, with each Unit consisting of one Public Share and one-half of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TEXAS VENTURES ACQUISITION IV CORP

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,152,952	$1,112
Prepaid expenses	163,565	23,075
Deferred Offering Costs	—	85,787
Total Current Assets	1,316,517	109,974

Investments held in Trust Account	173,497,419	—

Total Assets	$174,813,936	$109,974

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses and offering costs	$—	$17,500
Related party payable	—	100,100
IPO Promissory Note – related party	—	750
Total Current Liabilities	—	118,350

Non-current Liabilities:
Deferred underwriting fee payable	6,900,000	—
Total Liabilities	6,900,000	118,350
Commitments and contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption; 17,250,000 and 0 shares (at redemption value of $10.06 and $0 at June 30, 2026 and December 31, 2025, respectively)	173,497,419	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value, 500,000,000 shares authorized, none issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at June 30, 2026 and December 31, 2025	—	—
Class B Ordinary Shares, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(5,584,058)	(33,376)
Total Shareholders’ Deficit	(5,583,483)	(8,376)
Total Liabilities and Shareholders’ Deficit	$174,813,936	$109,974

See accompanying notes to the unaudited condensed financial statements.

TEXAS VENTURES ACQUISITION IV CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2026	2026
EXPENSES
General and administrative expenses	$55,281	$77,571
TOTAL EXPENSES	55,281	77,571

OTHER INCOME (LOSS)
Interest income earned on investments held in Trust Account	134,919	134,919
Interest income earned on cash held in operating account	447	447
TOTAL OTHER INCOME	135,366	135,366

Net income before tax	80,085	57,795
Income Tax	—	—
Net income before tax	$80,085	$57,795

Basic and diluted weighted average shares outstanding, Class A Ordinary Shares subject to possible redemption	1,516,484	762,431
Basic and diluted net income per share, Class A Ordinary Shares subject to possible redemption	$0.01	$0.01
Basic and diluted weighted average shares outstanding, Class B Ordinary Shares subject to possible redemption	5,065,934	5,033,149
Basic and diluted net income per share, Class B Ordinary Shares subject to possible redemption	$0.01	$0.01

See accompanying notes to the unaudited condensed financial statements.

TEXAS VENTURES ACQUISITION IV CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2026	5,750,000	$575	$24,425	$(33,376)	$(8,376)
Net loss	—	—	—	(22,290)	(22,290)
Balance, March 31, 2026	5,750,000	$575	$24,425	$(55,666)	$(30,666)
Payment for Private Placement	—	—	6,100,000	—	6,100,000
Fair value of Public Warrants at issuance	—	—	2,232,334	—	2,232,334
Offering costs allocated to Private Placement	—	—	(137,591)	—	(137,591)
Accretion for Class A Ordinary Shares to redemption amount	—	—	(8,219,168)	(5,608,477)	(13,827,645)
Net income	—	—	—	80,085	80,085
Balance, June 30, 2026	5,750,000	$575	$—	$(5,584,058)	$(5,583,483)

See accompanying notes to the unaudited condensed financial statements.

TEXAS VENTURES ACQUISITION IV CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

For the
Six Months Ended
June 30, 2026
Cash Flows from Operating Activities:
Net income	$57,795
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(134,919)
Changes in operating assets and liabilities:
Prepaid expenses	(140,490)
Deferred offering costs	85,787
Accrued expenses	(17,500)
Net Cash used in Operating Activities	(149,327)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(173,362,500)
Net Cash used in Investing Activities	(173,362,500)

Cash Flows from Financing Activities:
Proceeds from the sale of Units	172,500,000
Proceeds from IPO Promissory Note – related party	37,225
Payment of IPO Promissory Note – related party	(137,325)
Payment of advances from related party	(750)
Proceeds from sale of Private Placement Warrants	6,100,000
Payment of underwriting fee	(3,450,000)
Payment of offering costs	(385,483)
Net Cash Provided by Financing Activities	174,663,667
Net change in cash	1,151,840
Cash at beginning of period	1,112
Cash at end of period	$1,152,952

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ discount payable charged to additional paid-in capital	$6,900,000
Accretion for Class A Ordinary Shares to redemption amount	134,919

See accompanying notes to the unaudited condensed financial statements.

TEXAS VENTURES ACQUISITION IV CORP

Notes to UNAUDITED CONDENSED Financial StatementS

june 30, 2026

(unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

Texas Ventures Acquisition IV Corp (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on October 9, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early-stage and emerging growth company; and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from October 9, 2025 (inception) through June 30, 2026, relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 9, 2025, as amended (File No. 333-292010), was declared effective on June 17, 2026 (the “IPO Registration Statement”). On June 22, 2026, the Company consummated the initial public offering of 17,250,000 units (the “Units”) at $10.00 per Unit, which includes the full exercise of the Over-Allotment Option (as defined in Note 6) of 2,250,000 units (the “Option Units”), generating gross proceeds of $172,500,000 (the “Initial Public Offering”), as discussed in Note 3. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Units, the “Public Shares”) and one-half of one redeemable warrant of the Company (each, a “Public Warrant”), with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 6,100,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”), to (i) the Company’s sponsor, TXV Partners IV, LLC (the “Sponsor”) and (ii) Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC (“CCM”), the representative of the underwriters in the Initial Public Offering, at a price of $1.00 per Private Placement Warrant, or $6,100,000 in the aggregate (the “Private Placement”), as discussed in Note 4. Of the 6,100,000 Private Placement Warrants, the Sponsor purchased 3,775,000 Private Placement Warrants and CCM purchased 2,325,000 Private Placement Warrants. Each Private Placement Warrant is exercisable to purchase one Class A Ordinary Share at $11.50 per share. The Private Placement Warrants (and underlying securities) are identical to the Public Warrants included in the Units sold in the Initial Public Offering, except as otherwise disclosed in the IPO Registration Statement.

Transaction costs amounted to $10,735,483, consisting of $3,450,000 cash underwriting fee, $6,900,000 of Deferred Fees (as defined in Note 6) and $385,483 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that $10.05 per Public Share sold in the Initial Public Offering, including proceeds of the sale of the Private Placement Warrants, will be held in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

TEXAS VENTURES ACQUISITION IV CORP

Notes to UNAUDITED CONDENSED Financial StatementS

june 30, 2026

(unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN (cont.)

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a per-share redemption price payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two Business Days prior to the consummation of the Business Combination, including interest earned on the Trust Account (which interest shall be net of taxes payable), divided by the number of then issued Public Shares (initially anticipated to be $10.05 per Public Share, plus any pro rata interest then in the Trust Account). There will be no redemption rights upon the completion of a Business Combination with respect to the Private Placement Warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires a resolution be passed by a majority of the holders of the Class A Ordinary Shares and the Class B ordinary shares, par value $0.0001 (the “Class B Ordinary Shares,” and together with the Class A Ordinary Shares, the “Ordinary Shares”) as, being entitled to do so, vote in person or by proxy at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Memorandum and Articles of Association (the “Articles”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination and waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Articles provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Articles (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating the rights of holders of Class A Ordinary Shares or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

If the Company has not completed a Business Combination within 18 months from the closing of the Initial Public Offering, or until such earlier liquidation date as its Board many approve or during any extended time to consummate a Business Combination beyond 18 months (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less amount withdrawn to pay income taxes, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Warrants, which will expire worthless, if the Company fails to complete a Business Combination within the Combination Period.

TEXAS VENTURES ACQUISITION IV CORP

Notes to UNAUDITED CONDENSED Financial StatementS

june 30, 2026

(unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN (cont.)

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Public Share ($10.05).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the initial public offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Company’s initial Business Combination and redemptions could be reduced to less than $10.05 per Public Share. In such event, the Company may not be able to complete its initial Business Combination, and the Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Going Concern Considerations

As of June 30, 2026, the Company had cash of $1,152,952 and working capital of $1,316,517.

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to provide the Company with Working Capital Loans (as defined in Note 5).

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the date that these accompanying unaudited condensed financial statements are issued. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

TEXAS VENTURES ACQUISITION IV CORP

Notes to UNAUDITED CONDENSED Financial StatementS

june 30, 2026

(unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company, nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

TEXAS VENTURES ACQUISITION IV CORP

Notes to UNAUDITED CONDENSED Financial StatementS

june 30, 2026

(unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2026.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC) limit and investment held in the trust with a financial institution, which, at times, may exceed the Securities Investor Protection Corporation (“SIPC”) limit. As of June 30, 2026, the investment held in the trust in excess of the SIPC limit was $173,247,419. As of June 30, 2026, the operating cash did not exceed the FDIC limit. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs Associated with the Initial Public Offering

The offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate the Initial Public Offering proceeds from the Units between Ordinary Shares and Warrants, using the residual method by allocating the Initial Public Offering proceeds first to assigned value of the Warrants and then to the Ordinary Shares. Offering costs allocated to the Public Shares are charged to temporary shareholders’ equity and offering costs allocated to the Public Warrants and Private Placement Warrants after management’s evaluation is accounted for under equity treatment.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s accompanying unaudited condensed financial statements.

Investments Held in Trust Account

As of June 30, 2026, the Company had $173,497,419 invested in mutual funds held in the Trust Account.

TEXAS VENTURES ACQUISITION IV CORP

Notes to UNAUDITED CONDENSED Financial StatementS

june 30, 2026

(unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The remeasurement adjustment associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering and (ii) Private Placement. As of June 30, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and subsequently share in the earnings of the Company.

The following tables reflect the calculation of basic and diluted net income per ordinary share.

For the Six Months Ended
June 30,
2026
Class A Redeemable ordinary shares
Numerator: Allocation of net income, basic	$7,603
Denominator: Basic and diluted weighted average shares outstanding	762,431
Basic and diluted net income per Class A Ordinary Share	$0.01
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income, basic	$50,192
Denominator: Basic and diluted weighted average shares outstanding	5,033,149
Basic and diluted net income per Class B Ordinary Share	$0.01

For the Three Months Ended
June 30,
2026
Class A Redeemable ordinary shares
Numerator: Allocation of net income, basic	$18,450
Denominator: Basic and diluted weighted average shares outstanding	1,516,484
Basic and diluted net income per Class A Ordinary Share	$0.01
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income, basic	$61,635
Denominator: Basic and diluted weighted average shares outstanding	5,065,934
Basic and diluted net income per Class B Ordinary Share	$0.01

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature. See Note 10.

TEXAS VENTURES ACQUISITION IV CORP

Notes to UNAUDITED CONDENSED Financial StatementS

june 30, 2026

(unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The cash in trust is comprised of U.S. treasury bills which is considered a Level 1 investment.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Under ASC 815-40, the Public Warrants (as defined below) and the Private Placement Warrants meet the criteria for equity treatment and as such are recorded in shareholders’ equity. If the Public Warrants and Private Placement Warrants no longer meet the criteria for equity treatment, they will be recorded as a liability.

TEXAS VENTURES ACQUISITION IV CORP

Notes to UNAUDITED CONDENSED Financial StatementS

june 30, 2026

(unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s accompanying condensed balance sheets.

The Class A Ordinary Shares subject to redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less: Proceeds allocated to Public Warrants	(2,232,334)
Less: Class A Ordinary Share issuance costs	(10,597,891)
Add: Remeasurement of carrying value to redemption value	13,827,644
Class A Ordinary Shares subject to possible redemption – June 30, 2026	$173,497,419

Related Parties

Related parties, which can be a corporation or individual, are considered to be related if either the Company or the other party have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or significant influence.

Recent Accounting Standards

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides guidance on the measurement of credit losses for accounts receivable and contract assets. The standard aims to improve the accuracy of credit loss estimates by requiring entities to consider historical loss experience, current conditions, and reasonable and supportable forecasts. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, with early adoption permitted. The Company does not believe ASU 2025-05 will have any impact to the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

TEXAS VENTURES ACQUISITION IV CORP

Notes to UNAUDITED CONDENSED Financial StatementS

june 30, 2026

(unaudited)

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 17,250,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A Ordinary Share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment. As of June 22, 2026, the Company recorded a fair value of the 8,625,000 Public Warrants of $2,232,334 within shareholders’ deficit on the Company’s accompanying condensed balance sheets (see Note 10).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company in a Private Placement sold 6,100,000 Private Placement Warrants at a price of $10.00 per warrant to CCM and the Sponsor, a related party. Of the 6,100,000 warrants, the Sponsor and CCM purchased 3,775,000 and 2,325,000 Private Placement Warrants, respectively. Each Private Placement Warrant is exercisable to purchase one Class A Ordinary Share at $11.50 per share (see Note 7). The Private Placement Warrants are identical to the Public Warrants, subject to certain limited exceptions. The proceeds from the sale of the Private Placement Warrants was added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete its Initial Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares, and the Private Placement Warrants may expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by the Sponsor or its permitted transferees until 180 days after the completion of the initial Business Combination. With certain limited exceptions, the Private Placement Warrants are not transferable, assignable or salable by the Sponsor or its permitted transferees until 30 days after the completion of the initial Business Combination. As of June 22, 2026, the Company recorded a fair value of the 6,100,000 Private Placement Warrants of $1,578,810 within shareholders’ deficit on the Company’s accompanying condensed balance sheets (see Note 10).

NOTE 5 — RELATED PARTIES

Founder Shares

On October 23, 2025, the Sponsor received 5,750,000 of the Company’s Class B Ordinary Shares (the “Founder Shares”) in exchange for a payment of $25,000.

Up to 750,000 Founder Shares held by the Sponsor are subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founder Shares will collectively represent 25% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. The underwriter fully exercised the over-allotment option on June 22, 2026, therefore no Class B Ordinary Shares were forfeited or subject to forfeiture.

The Sponsor has agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our Initial Business Combination or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction after our initial Business Combination that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances. Any permitted transferees will be subject to the same restrictions and other agreements of our initial shareholders with respect to any Founder Shares. We refer to such transfer restrictions throughout as the lock-up. Notwithstanding the foregoing, if (1) the closing price of our Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination or (2) if we consummate a transaction after our initial Business Combination which results in our shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

General and Administrative Services

The Company entered into an agreement, commencing on the effective date of the Registration Statement on Form S-1 for the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. As of June 30, 2026, the Company has paid the Sponsor $10,000 of administrative costs.

TEXAS VENTURES ACQUISITION IV CORP

Notes to UNAUDITED CONDENSED Financial StatementS

june 30, 2026

(unaudited)

NOTE 5 — RELATED PARTIES (cont.)

IPO Promissory Note – Related Party

On October 23, 2025, the Sponsor issued an unsecured related party promissory note (the “IPO Promissory Note”) to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of up to $300,000. The IPO Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2026, or (ii) the consummation of the Initial Public Offering. The Company had borrowed $137,325 under the IPO Promissory Note, which was repaid at the closing of the Initial Public Offering on June 17, 2026. Borrowings under the IPO Promissory Note are no longer available.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026 there was no amount outstanding under the Working Capital Loans.

On October 14, 2025, a related party of the Company paid for certain expenses on behalf of the Company totaling $750. This Working Capital Loan is not a drawdown on the above Working Capital Loans, it is non-interest bearing and due on demand. As of June 30, 2026 there was no amount outstanding due to the related party.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) Founder Shares, (ii) Private Placement Warrants and (iii) warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement, dated June 17, 2026, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A Ordinary Shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 2,250,000 additional Units to cover over-allotments, if any (the “Over-Allotment Option”), at the Initial Public Offering price less the underwriting discounts and commissions. The underwriter fully exercised the Over-Allotment Option on June 22, 2026.

The underwriter received a fixed cash underwriting discount of $3,450,000 paid upon the closing of the Initial Public Offering.

The underwriter will be entitled to a fee of up to $6,900,000 in the aggregate based on the amount of funds remaining in the Trust Account after redemptions of public shares, for deferred commissions payable upon completion of the Business Combination (the “Deferred Fee”).

TEXAS VENTURES ACQUISITION IV CORP

Notes to UNAUDITED CONDENSED Financial StatementS

june 30, 2026

(unaudited)

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share. As of June 30, 2026, there were no Class A Ordinary Shares issued or outstanding, excluding 17,250,000 shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. Holders of Class B Ordinary Shares are entitled to one vote for each share. As of June 30, 2026 there were 5,750,000 Class B Ordinary Shares issued and outstanding. The underwriter fully exercised their over-allotment option on June 22, 2026. As such, no Class B Ordinary Shares were forfeited or subject to forfeiture. Only holders of the Class B Ordinary Shares will have the right to vote on the appointment of directors prior to the Business Combination. Holders of Ordinary Shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial Business Combination, we may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the initial public offering.

The Founder Shares are designated as Class B Ordinary Shares and will automatically convert at a ratio of one-for-one into Class A Ordinary Shares (which such Class A Ordinary Shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial Business Combination) at the time of the Company’s initial Business Combination.

NOTE 8 — WARRANTS

As of June 30, 2026, there were 14,725,000 warrants outstanding, including 8,625,000 Public Warrants and 6,100,000 Private Placement Warrants. The Public and Private Placement Warrants are each exercisable to purchase one Class A ordinary shares at $11.50 per share. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

TEXAS VENTURES ACQUISITION IV CORP

Notes to UNAUDITED CONDENSED Financial StatementS

june 30, 2026

(unaudited)

NOTE 8 — WARRANTS (cont.)

The Company will not be obligated to deliver any Class A Ordinary Share pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A Ordinary Shares issuable upon exercise of the Public Warrants is then effective and a current prospectus relating to those Class A Ordinary Shares is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the Class A Ordinary Shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A Ordinary Shares until the warrants expire or are redeemed. Notwithstanding the above, if the Class A Ordinary Share is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

Once the warrants become exercisable, at the Company’s option, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganization, recapitalizations and the like) for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

In addition, if (x) the Company issues additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at less than $9.20 per Class A Ordinary Share (with such issue price or effective issue price to be determined in good faith by its board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of its initial Business Combination on the date of the completion of its initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A Ordinary Shares during the 20 day trading period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions and are entitled to certain registration rights.

TEXAS VENTURES ACQUISITION IV CORP

Notes to UNAUDITED CONDENSED Financial StatementS

june 30, 2026

(unaudited)

NOTE 9 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

June 30, 2026
Cash	$1,152,952

	For the Six Months Ended June 30, 2026	For the Three Months Ended June 30, 2026
General and administrative expenses	$77,571	$55,281

Interest income earned on investments held in Trust Account	$134,919	$134,919

Formation and operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews formation and operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operating expenses, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the condensed statements of operations and described within their respective disclosures.

TEXAS VENTURES ACQUISITION IV CORP

Notes to UNAUDITED CONDENSED Financial StatementS

june 30, 2026

(unaudited)

NOTE 10 — FAIR VALUE MEASUREMENTS

The fair value of the 8,625,000 Public Warrants and 6,100,000 Private Placement Warrants is $2,232,334 and $1,578,810, respectively. The Public Warrants and Private Placement Warrants are measured under Level 3 in the fair value hierarchy as of June 22, 2026. The fair value of the Public Warrants and Private Warrants was determined using Black-Scholes Model.

The Public Warrants and Private Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance.

The market assumptions used to determine fair value as follows:

As of June 22, 2026
Term	5 years
Dividends	$0.00
Risk Free Rate	4.29%
Stock price	$10.05
Probability of an initial Business Combination	29.82%
Volatility	4.43%

The stock price is based on the initial redemption value of $10.05 of the Public Shares offering. The expected term of the warrant is based on the actual term of the warrant in the event of a successful Business Combination. The probability of an initial Business Combination is based on historical data from SPACs that have successfully completed an Initial Public Offering and then gone on to complete a Business Combination. The volatility is based on historical volatility of comparable publicly traded SPACs. The risk-free rate is based on the rate of a U.S. treasury security with a comparable maturity date as the expected term of the warrant.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through August 13, 2026, the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company identified the following subsequent event that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements.”

Overview

We are a blank check company incorporated in the Cayman Islands on October 9, 2026, for the purpose of effecting a Business Combination. Our Sponsor is TXV Partners IV, LLC.

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, we are focusing our search on industrial technology, specifically companies implementing advanced technologies including software, mobile and IoT applications, digital and energy transition and consolidation, logistics and transportation, cloud and cyber communications as well as high bandwidth services, including LTE, remote sensing and 5G communications into the industrial sector. We are an early-stage and emerging growth company and, as such, we are subject to all of the risks associated with early-stage and emerging growth companies. We expect to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination will be successful.

Our IPO Registration Statement became effective on June 17, 2026. On June 22, 2026, we consummated our Initial Public Offering of 17,250,000 Units, including 2,250,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Unit consists of one Public Share and one-half of one Public Warrant. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $172,500,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the sale of an aggregate of 6,100,000 Private Placement Warrants to the Sponsor and CCM in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $6,100,000. Of those 6,100,000 Private Placement Warrants, the Sponsor purchased 3,775,000 Private Placement Warrants and CCM purchased 2,325,000 Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement, the amount of $173,362,500 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit accounts at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until December 22, 2027 (18 months from the closing of the Initial Public Offering), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Recent Developments

Separate Trading of Class A Ordinary Shares and Warrants

On July 9, 2026, we announced that, commencing on July 13, 2026, the holders of the Units may elect to separately trade the Class A Ordinary Shares and the Warrants included in the Units. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. Any Units not separated will continue to trade on the Nasdaq Global Market under the symbol “TVIVU.” The Class A Ordinary Shares and the Warrants are now trading on the Nasdaq Global Market under the symbols “TVIV” and “TVIVW,” respectively. Holders of Units must have their brokers contact Continental to separate the Units into Class A Ordinary Shares and Warrants.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since October 9, 2026 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $80,085 which was primarily due to interest earned on investments held in the Trust Account of $134,919, interest earned on cash held in operating accounts of $447, partially offset by formation and operating costs of $55,281.

For the six months ended June 30, 2026, we had net income of $57,795 which was primarily due to interest earned on investments held in the Trust Account of $134,919, interest earned on cash held in operating accounts of $447, partially offset by formation and operating costs of $77,571.

Liquidity and Capital Resources

Our liquidity needs through June 22, 2026 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, and subsequent to the quarterly period covered by this Report, our liquidity needs through June 30, 2026 have been satisfied through the net proceeds from the consummation of the Initial Public Offering and Private Placement held outside of the Trust Account.

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $173,362,500 was placed in the Trust Account. We incurred fees of $10,735,483 in the Initial Public Offering, consisting of $3,450,000 of cash underwriting fee, the Deferred Fee of $6,900,000, and $385,483 of other offering costs.

As of June 30, 2026, $134,919 of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

As of June 30, 2026, we had marketable securities held in the Trust Account of $173,497,419 (including approximately $134,919 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of June 30, 2026, we had cash held outside of the Trust Account of $1,152,952. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2026, or the completion of our Initial Public Offering. The loan of $137,325 was fully repaid upon the consummation of our Initial Public Offering on June 22, 2026. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2026, we did not have any borrowings under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” we do not currently believe we will need to raise additional funds to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on June 22, 2026, and until the completion of our Business Combination or liquidation, we reimburse the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support pursuant to the Administrative Services Agreement. For the period from October 9, 2025 (Inception) through June 30, 2026, we incurred $17,500 in fees for these services, which amount is included in accrued expenses and offering costs in the unaudited condensed balance sheet of the financial statements included in this Report under Item 1. “Financial Statements.”

Underwriting Agreement

We granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,750,000 Option Units to cover over-allotments, if any. On June 22, 2026, the Underwriters fully exercised their Over-Allotment Option.

The Underwriters were paid a cash underwriting discount of $3,450,000 (2.0% of the gross proceeds of the Units offered in the Initial Public Offering). Additionally, the Underwriters are entitled to the Deferred Fee of (i) 4.0% of the gross proceeds of the base Initial Public Offering held in the Trust Account and (ii) 4.0% of the gross proceeds sold pursuant to the Over-Allotment Option, which equates to $6,900,000 in the aggregate following the full exercise of the Over-Allotment Option and is payable to the Underwriters, upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement.

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Warrants and (iii) any private placement-equivalent warrants issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. CCM may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, CCM may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

Letter Agreement

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors, officers have agreed that: (x) the Founder Shares shall be subject to a transfer restrictions of the earlier of (i) one year after the completion of our initial Business Combination or earlier if, subsequent to our initial Business Combination, the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property, (y) the Private Placement Warrants shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination and (z) any Units, Warrants, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Warrants shall be subject to transfer restriction for 180 days.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

A critical accounting estimate to our financial statements is the estimated fair value of our warrant liability. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Warrant Liabilities

We account for the Public Warrants issued in connection with the Initial Public Offering, and the Private Placement Warrants in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40, the Public Warrants and the Private Placement Warrants meet the criteria for equity treatment and as such are recorded in shareholders’ deficit. If the Public and Private Placement Warrants no longer meet the criteria for equity treatment, they will record as a liability and remeasured each period with changes recorded in the condensed statements of operations.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Income Per Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share. The net income is allocated to each class of shares using an allocation of total shares, which is then divided by the total shares for the respective class.

We did not consider the effect of the Warrants issued in connection with the Initial Public Offering and the Private Placement in the calculation of diluted income per share because their exercise is contingent upon future events. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share. Accretion associated with the redeemable Class A Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value.

Recent Accounting Standards

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides guidance on the measurement of credit losses for accounts receivable and contract assets. The standard aims to improve the accuracy of credit loss estimates by requiring entities to consider historical loss experience, current conditions, and reasonable and supportable forecasts. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, with early adoption permitted.

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our IPO Registration Statement. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the sale of an aggregate of 6,100,000 Private Placement Warrants to the Sponsor and CCM in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $6,100,000. Of those 6,100,000 Private Placement Warrants, the Sponsor purchased 3,775,000 Private Placement Warrants and CCM purchased 2,325,000 Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On June 22, 2026, we consummated our Initial Public Offering of 17,250,000 Units, including 2,250,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Unit consists of one Public Share and one-half of one Public Warrant. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $172,500,000. CCM acted as book-running manager and representative of the Underwriters.

On June 22, 2026, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the sale of an aggregate of 6,100,000 Private Placement Warrants to the Sponsor and CCM in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $6,100,000. Of those 6,100,000 Private Placement Warrants, the Sponsor purchased 3,775,000 Private Placement Warrants and CCM purchased 2,325,000 Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement on June 22, 2026, a total of $173,362,500 (which amount includes $6,900,000 of the Deferred Fee) was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the Trust Account may be invested by Continental, as trustee, solely (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit accounts at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described elsewhere in this Report. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated June 17, 2026, by and between the Company and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, as representative of the underwriters. (1).
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1).
4.1	Warrant Agreement, dated June 17, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1).
10.1	Investment Management Trust Agreement, June 17, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1).
10.2	Registration Rights Agreement, dated June 17, 2026, by and among the Company and certain security holders. (1).
10.3	Private Placement Warrants Purchase Agreement, dated June 17, 2026, between the Company and the Sponsor. (1).
10.4	Private Placement Warrants Purchase Agreement, dated June 17, 2026, by and between the Company and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC. (1).
10.5	Letter Agreement, dated June 17, 2026, by and among the Company, its officers, directors, and the Sponsor. (1).
10.6	Administrative Services Agreement, dated June 17, 2026, by and between the Company and the Sponsor. (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on June 24, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2026	TEXAS VENTURES ACQUISITION IV CORP

	By:	/s/ E. Scott Crist
	Name:	E. Scott Crist
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ R. Greg Smith
	Name:	R. Greg Smith
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)