Form 10-Q
period 2026-09-30
Texas Ventures Acquisition IV Corp
filed 2026-11-12
CIK 2096755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 12, 2026, there were 17,250,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

TEXAS VENTURES ACQUISITION IV CORP

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated June 17, 2026, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 18-month period, from the closing of the Initial Public Offering (as defined below) to December 22, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Texas Ventures Acquisition IV Corp, a Cayman Islands exempted company;

●	“CCM” are to Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $ $6,900,000 to which the Underwriters (as defined below) are entitled that is payable only upon our completion of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on June 22, 2026;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on October 23, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on December 9, 2025, as amended, and declared effective on June 17, 2026 (File No. 333-292010);

●	“Letter Agreement” are to the Letter Agreement, dated June 17, 2026, which we entered into with our Sponsor, directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 2,250,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 2,250,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements (as defined below);

●	“Private Placement Warrants” are to the warrants purchased by our Sponsor and CCM in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated June 17, 2026, which we entered into with our Sponsor and (ii) Private Placement Warrants Purchase Agreement, dated June 17, 2026, which we entered into with CCM, together;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants included as part of the Units (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated June 17, 2026, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to TXV Partners IV, LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $173,362,500 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated June 17, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated June 17, 2026, which we entered into with CCM, as representative of the Underwriters;

●	“Units” are to the units sold in our Initial Public Offering, including the Option Units, with each Unit consisting of one Public Share and one-half of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TEXAS VENTURES ACQUISITION IV CORP

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,052,318	$1,112
Prepaid expenses	143,901	23,075
Interest receivable	350	—
Deferred Offering Costs	—	85,787
Total Current Assets	1,196,569	109,974

Investments held in Trust Account	175,082,731	—

Total Assets	$176,279,300	$109,974

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses and offering costs	$4,500	$17,500
Related party payable	—	100,100
IPO Promissory Note – related party	—	750
Total Current Liabilities	4,500	118,350

Non-current Liabilities:
Deferred Fee	6,900,000	—
Total Liabilities	6,904,500	118,350
Commitments and contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption; 17,250,000 and 0 shares (at redemption value of $10.15 and $0 at September 30, 2026 and December 31, 2025, respectively)	175,082,731	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value, 500,000,000 shares authorized, none issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at September 30, 2026 and December 31, 2025	—	—
Class B Ordinary Shares, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding at September 30, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(5,708,506)	(33,376)
Total Shareholders’ Deficit	(5,707,931)	(8,376)
Total Liabilities and Shareholders’ Deficit	$176,279,300	$109,974

See accompanying notes to the unaudited condensed financial statements.

TEXAS VENTURES ACQUISITION IV CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	For the Three Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2026	2026
EXPENSES
General and administrative expenses	$133,989	$211,560
TOTAL EXPENSES	133,989	211,560

OTHER INCOME (LOSS)
Interest income earned on investments held in Trust Account	1,585,312	1,720,231
Interest income earned on cash held in operating account	8,116	8,563
Forgiveness of debt	1,425	1,425
TOTAL OTHER INCOME	1,594,853	1,730,219

Net income before tax	1,460,864	1,518,659
Income Tax	—	—
Net income before tax	$1,460,864	$1,518,659

Basic and diluted weighted average shares outstanding, Class A Ordinary Shares subject to possible redemption	17,250,000	6,318,681
Basic and diluted net income per share, Class A Ordinary Shares subject to possible redemption	$0.06	$0.13
Basic and diluted weighted average shares outstanding, Class B Ordinary Shares subject to possible redemption	5,750,000	5,274,725
Basic and diluted net income per share, Class B Ordinary Shares subject to possible redemption	$0.06	$0.13

See accompanying notes to the unaudited condensed financial statements.

TEXAS VENTURES ACQUISITION IV CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2026	5,750,000	$575	$24,425	$(33,376)	$(8,376)
Net loss	—	—	—	(22,290)	(22,290)
Balance, March 31, 2026	5,750,000	$575	$24,425	$(55,666)	$(30,666)
Payment for Private Placement	—	—	6,100,000	—	6,100,000
Fair value of Public Warrants at issuance	—	—	2,232,334	—	2,232,334
Offering costs allocated to Private Placement	—	—	(137,591)	—	(137,591)
Accretion for Class A Ordinary Shares to redemption amount	—	—	(8,219,168)	(5,608,477)	(13,827,645)
Net income	—	—	—	80,085	80,085
Balance, June 30, 2026	5,750,000	$575	$—	$(5,584,058)	$(5,583,483)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	(1,585,312)	(1,585,312)
Net income	—	—	—	1,460,864	1,460,864
Balance, September 30, 2026	5,750,000	$575	$—	$(5,708,506)	$(5,707,931)

See accompanying notes to the unaudited condensed financial statements.

TEXAS VENTURES ACQUISITION IV CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

For the
Nine Months Ended
September 30, 2026
Cash Flows from Operating Activities:
Net income	$1,518,659
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,720,231)
Forgiveness of debt	(1,425)
Changes in operating assets and liabilities:
Prepaid expenses	(120,826)
Interest receivable	(350)
Deferred offering costs	85,787
Accrued expenses	(11,575)
Net Cash used in Operating Activities	(249,961)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(173,362,500)
Net Cash used in Investing Activities	(173,362,500)

Cash Flows from Financing Activities:
Proceeds from the sale of Units	172,500,000
Proceeds from IPO Promissory Note – related party	37,225
Payment of IPO Promissory Note – related party	(137,325)
Payment of advances from related party	(750)
Proceeds from sale of Private Placement Warrants	6,100,000
Payment of Deferred Fee	(3,450,000)
Payment of offering costs	(385,483)
Net Cash Provided by Financing Activities	174,663,667
Net change in cash	1,051,206
Cash at beginning of period	1,112
Cash at end of period	$1,052,318

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ discount payable charged to additional paid-in capital	$6,900,000
Accretion for Class A Ordinary Shares to redemption amount	1,720,231

See accompanying notes to the unaudited condensed financial statements.

TEXAS VENTURES ACQUISITION IV CORP

Notes to UNAUDITED CONDENSED Financial StatementS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from October 9, 2025 (inception) through September 30, 2026, relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of Deferred Fees and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that $10.05 per Public Share sold in the Initial Public Offering, including proceeds of the sale of the Private Placement Warrants, will be held in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

TEXAS VENTURES ACQUISITION IV CORP

Notes to UNAUDITED CONDENSED Financial StatementS

SEPTEMBER 30, 2026

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

TEXAS VENTURES ACQUISITION IV CORP

Notes to UNAUDITED CONDENSED Financial StatementS

SEPTEMBER 30, 2026

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

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to their Deferred Fee (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Public Share ($10.05).

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

TEXAS VENTURES ACQUISITION IV CORP

Notes to UNAUDITED CONDENSED Financial StatementS

SEPTEMBER 30, 2026

(unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN (cont.)

Going Concern Considerations

As of September 30, 2026, the Company had cash of $1,052,318 and working capital of $1,192,069.

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

TEXAS VENTURES ACQUISITION IV CORP

Notes to UNAUDITED CONDENSED Financial StatementS

SEPTEMBER 30, 2026

(unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2026 the Company held a Certificate of Deposit totaling $450,000 with a maturity date of October 23, 2026. The Company earned interest on the account of $350 which is reflected on the Company’s condensed balance sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC) limit and investment held in the trust with a financial institution, which, at times, may exceed the Securities Investor Protection Corporation (“SIPC”) limit. As of September 30, 2026, the investment held in the trust in excess of the SIPC limit was $174,832,731. As of September 30, 2026, the cash in excess of the FDIC limit was $802,318. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

TEXAS VENTURES ACQUISITION IV CORP

Notes to UNAUDITED CONDENSED Financial StatementS

SEPTEMBER 30, 2026

(unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s accompanying unaudited condensed financial statements.

Investments Held in Trust Account

As of September 30, 2026, the Company had $175,082,731 invested in mutual funds held in the Trust Account.

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

The calculation of diluted income per ordinary share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering and (ii) Private Placement. As of September 30, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and subsequently share in the earnings of the Company.

The following tables reflect the calculation of basic and diluted net income per ordinary share.

For the Nine Months Ended
September 30,
2026
Class A Redeemable ordinary shares
Numerator: Allocation of net income, basic	$827,705
Denominator: Basic and diluted weighted average shares outstanding	6,318,681
Basic and diluted net income per Class A Ordinary Share	$0.13
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income, basic	$690,954
Denominator: Basic and diluted weighted average shares outstanding	5,274,725
Basic and diluted net income per Class B Ordinary Share	$0.13

TEXAS VENTURES ACQUISITION IV CORP

Notes to UNAUDITED CONDENSED Financial StatementS

SEPTEMBER 30, 2026

(unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

For the Three Months Ended
September 30,
2026
Class A Redeemable ordinary shares
Numerator: Allocation of net income, basic	$1,095,648
Denominator: Basic and diluted weighted average shares outstanding	17,250,000
Basic and diluted net income per Class A Ordinary Share	$0.06
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income, basic	$365,216
Denominator: Basic and diluted weighted average shares outstanding	5,750,000
Basic and diluted net income per Class B Ordinary Share	$0.06

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

TEXAS VENTURES ACQUISITION IV CORP

Notes to UNAUDITED CONDENSED Financial StatementS

SEPTEMBER 30, 2026

(unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s accompanying condensed balance sheets.

The Class A Ordinary Shares subject to redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less: Proceeds allocated to Public Warrants	(2,232,334)
Less: Class A Ordinary Share issuance costs	(10,597,891)
Add: Remeasurement of carrying value to redemption value	13,827,644
Class A Ordinary Shares subject to possible redemption – June 30, 2026	$173,497,419
Add: Remeasurement of carrying value to redemption value	1,585,312
Class A Ordinary Shares subject to possible redemption – September 30, 2026	$175,082,731

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

TEXAS VENTURES ACQUISITION IV CORP

Notes to UNAUDITED CONDENSED Financial StatementS

SEPTEMBER 30, 2026

(unaudited)

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

General and Administrative Services

The Company entered into an agreement, commencing on the effective date of the Registration Statement on Form S-1 for the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. As of September 30, 2026, the Company has paid the Sponsor $40,000 of administrative costs.

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

TEXAS VENTURES ACQUISITION IV CORP

Notes to UNAUDITED CONDENSED Financial StatementS

SEPTEMBER 30, 2026

(unaudited)

NOTE 5 — RELATED PARTIES (cont.)

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2026 there was no amount outstanding under the Working Capital Loans.

On October 14, 2025, a related party of the Company paid for certain expenses on behalf of the Company totaling $750. This Working Capital Loan is not a drawdown on the above Working Capital Loans, it is non-interest bearing and due on demand. As of September 30, 2026 there was no amount outstanding due to the related party.

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

TEXAS VENTURES ACQUISITION IV CORP

Notes to UNAUDITED CONDENSED Financial StatementS

SEPTEMBER 30, 2026

(unaudited)

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share. As of September 30, 2026, there were no Class A Ordinary Shares issued or outstanding, excluding 17,250,000 shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. Holders of Class B Ordinary Shares are entitled to one vote for each share. As of September 30, 2026 there were 5,750,000 Class B Ordinary Shares issued and outstanding. The underwriter fully exercised their over-allotment option on June 22, 2026. As such, no Class B Ordinary Shares were forfeited or subject to forfeiture. Only holders of the Class B Ordinary Shares will have the right to vote on the appointment of directors prior to the Business Combination. Holders of Ordinary Shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial Business Combination, we may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the initial public offering.

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

NOTE 8 — WARRANTS

As of September 30, 2026, there were 14,725,000 warrants outstanding, including 8,625,000 Public Warrants and 6,100,000 Private Placement Warrants. The Public and Private Placement Warrants are each exercisable to purchase one Class A ordinary shares at $11.50 per share. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

TEXAS VENTURES ACQUISITION IV CORP

Notes to UNAUDITED CONDENSED Financial StatementS

SEPTEMBER 30, 2026

(unaudited)

NOTE 8 — WARRANTS (cont.)

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

TEXAS VENTURES ACQUISITION IV CORP

Notes to UNAUDITED CONDENSED Financial StatementS

SEPTEMBER 30, 2026

(unaudited)

NOTE 9 — SEGMENT INFORMATION (cont.)

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

September 30, 2026
Cash	$1,052,318

	For the Nine Months Ended September 30, 2026	For the Three Months Ended September 30, 2026
General and administrative expenses	$211,560	$133,989

Interest income earned on investments held in Trust Account	$1,720,231	$1,585,312

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

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through November 12, 2026, the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company identified the following subsequent event that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

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

Overview

We are a blank check company incorporated in the Cayman Islands on October 9, 2025, for the purpose of effecting a Business Combination. Our Sponsor is TXV Partners IV, LLC.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since October 9, 2025 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $1,460,864 which was primarily due to interest earned on investments held in the Trust Account of $1,585,312, interest earned on cash held in operating accounts of $8,116, and forgiveness of debt of $1,425, partially offset by formation and operating costs of $133,989.

For the nine months ended September 30, 2026, we had net income of $1,518,659 which was primarily due to interest earned on investments held in the Trust Account of $1,720,231, interest earned on cash held in operating accounts of $8,563, and forgiveness of debt of $1,425, partially offset by formation and operating costs of $211,560.

Liquidity and Capital Resources

Our liquidity needs through June 22, 2026 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, our liquidity needs through September 30, 2026 have been satisfied through the net proceeds from the consummation of the Initial Public Offering and Private Placement held outside of the Trust Account.

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $173,362,500 was placed in the Trust Account. We incurred fees of $10,735,483 in the Initial Public Offering, consisting of $3,450,000 of cash underwriting fee, the Deferred Fee of $6,900,000, and $385,483 of other offering costs.

As of September 30, 2026, $1,720,231 of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

As of September 30, 2026, we had marketable securities held in the Trust Account of $175,082,731 (including approximately $1,720,231 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2026, we had cash held outside of the Trust Account of $1,052,318. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2026, we did not have any borrowings under any Working Capital Loans.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on June 22, 2026, and until the completion of our Business Combination or liquidation, we reimburse the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support pursuant to the Administrative Services Agreement. For the period from October 9, 2025 (Inception) through September 30, 2026, we incurred $40,000 in fees for these services, which amount is included in accrued expenses and offering costs in the unaudited condensed balance sheet of the financial statements included in this Report under Item 1. “Financial Statements.”

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 12, 2026	TEXAS VENTURES ACQUISITION IV CORP

	By:	/s/ E. Scott Crist
	Name:	E. Scott Crist
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ R. Greg Smith
	Name:	R. Greg Smith
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)